Form 10-Q
period 1995-03-31
BOUNTY GROUP INC
filed 1995-05-26
CIK 810674

                                   FORM 10-Q
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For quarterly period ended March 31, 1995

                                      or

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from ____________to _______________

                     Commission file number 0-16303

                               BOUNTY GROUP, INC.
________________________________________________________________________________
       (Exact name of small business issuer as specified in its charter)

            Delaware                                    76-0214013
________________________________________________________________________________
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)

               2500 Tanglewilde, Suite 250, Houston, Texas  77063
                    (Address of principal executive offices)

                                 (713) 975-1900
________________________________________________________________________________
                          (Issuer's telephone number)

                                          NONE
________________________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.
Yes [X]     No ______.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       OUTSTANDING AT MARCH 31, 1995
    ----------------------------             -----------------------------
    Common Stock, $.10 par value                      1,128,327

                               BOUNTY GROUP, INC.

                                     INDEX

PART I.      FINANCIAL INFORMATION
                                                                                                   Page
                                                                                                  Number
  Item 1.    Consolidated Financial Statements

             Consolidated Balance Sheet (Unaudited) at March 31, 1995 and
               at December 31, 1994...........................................................      3

             Consolidated Statement of Operations (Unaudited) Three Months
               Ended March 31, 1995 and March 31, 1994........................................      4

             Consolidated Statement of Cash Flows (Unaudited) Three Months
               Ended March 31, 1995 and March 31, 1994........................................      5

             Notes to Consolidated Financial Statements (Unaudited)...........................      6

  Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................................      8

PART II.     OTHER INFORMATION

  Item 4.    Submission of Matters to Vote of Security Holders................................     11

  Item 6.    Exhibits and Reports on Form 8-K.................................................     11

  Signature Page..............................................................................     12

                               BOUNTY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                                 March 31,     December 31,
                                                                                   1995            1994
                                                                                ----------     ------------
ASSETS
  Cash and cash equivalents                                                    $   251,740     $    80,167
  Accounts receivable:
    Trade                                                                          146,730         120,747
    Sale of offshore properties  (Note 3)                                           53,367          63,764
    Due from stockholders and affiliates                                            48,450               0
    Other                                                                           55,636          39,530
                                                                               -----------     -----------
      TOTAL CURRENT ASSETS                                                         555,923         304,208

Property, plant and equipment:
  Oil and gas properties (Full Cost Method), net of accumulated
    depreciation of $5,727,464 and $5,653,270, respectively                      2,598,874       2,497,467
  Furniture, fixture and equipment, net of accumulated
    depreciation of $59,353 and $51,273, respectively                               52,647          56,531
Other assets:
  Restricted cash  (Note 2)                                                        100,000         100,000
  Other noncurrent assets                                                           24,331          21,899
                                                                               -----------     -----------
 TOTAL ASSETS                                                                  $ 3,331,775     $ 2,980,105
                                                                               ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

  Current maturities of long-term debt                                             $15,505     $    21,326
  Plugging and abandonment liability (Note 3)                                      115,250         115,250
  Accounts payable and accrued liabilities                                         282,029         215,567
  Due to stockholders and affiliates (Note 4)                                      297,932          31,559
                                                                               -----------     -----------
      TOTAL CURRENT LIABILITIES                                                    710,716         383,702

  Long-term debt                                                                    18,932          22,693
  Convertible debt payable to stockholders (Note 4)                              1,200,000       1,055,770
                                                                               -----------     -----------
      TOTAL LONG-TERM LIABILITIES                                                1,218,932       1,078,463

      TOTAL LIABILITIES                                                          1,929,648       1,462,165
                                                                               -----------     -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value - shares authorized
    1,000,000; none issued and outstanding                                               0               0
  Common stock, $.10 par value - shares authorized
    5,000,000; 1,128,327 issued and outstanding                                    112,833         112,833
  Additional capital                                                             6,681,526       6,681,526
  Accumulated deficit                                                           (5,392,232)     (5,276,419)
                                                                               -----------     -----------
      TOTAL STOCKHOLDERS' EQUITY                                                 1,402,127       1,517,940

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 3,331,775     $ 2,980,105
                                                                               ===========     ===========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               BOUNTY GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)




                                                                       THREE MONTHS ENDED MARCH 31,
                                                                          1995               1994
                                                                       ---------           ---------
REVENUES:
  Oil and gas sales                                                   $ 208,992             $ 210,829
  Other income                                                              294                   791
                                                                      ---------             ---------
    TOTAL REVENUES                                                      209,286               211,620

EXPENSES:
  Production costs                                                       98,199                74,922
  Depreciation, depletion and amortization                               82,274                71,941
  General and administrative                                            119,402               121,110
  Interest expense                                                       23,589                 7,087
                                                                      ---------             ---------
    TOTAL EXPENSES                                                      323,464               275,060

LOSS FROM OPERATIONS                                                   (114,178)              (63,440)

Provision for income taxes                                                1,635                     0
                                                                      ---------             ---------

NET LOSS                                                              ($115,813)             ($63,440)
                                                                      =========             =========

LOSS PER COMMON SHARE                                                    ($0.10)               ($0.06)
                                                                      =========             =========

AVERAGE SHARES OUTSTANDING                                            1,128,327             1,125,327
                                                                      =========             =========




             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               BOUNTY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                    THREE MONTHS ENDED MARCH 31,
                                                         1995          1994
                                                      ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              ($115,813)     ($63,440)
Adjustments to reconcile net loss:
  Depreciation, depletion and amortization               82,274        71,941
  Interest expense                                       22,635
Changes in components of working capital:
  (Increase) decrease in accounts receivable            (25,983)       61,792
  Increase in other current assets                       (7,191)      (35,207)
  Increase in accounts payable and accrued
    liabilities                                          66,462        14,922
Increase in noncurrent receivables and other             (2,432)       (3,042)
                                                      ----------     ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES          19,952        46,966
                                                      ----------     ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment      19,502        59,930
Additions to property, plant and equipment             (188,902)     (313,372)
                                                      ----------     ---------
      NET CASH USED IN INVESTING ACTIVITIES            (169,400)     (253,442)
                                                      ----------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings               (9,582)      (13,919)
Proceeds from borrowings from stockholders and
  affiliates                                            350,000       230,000
Payments on notes payable from stockholders and
  affiliates                                            (19,397)      (82,120)
                                                      ----------     ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES       321,021       133,961
                                                      ----------     ---------


DECREASE IN CASH AND CASH EQUIVALENTS                   171,573       (72,515)
Cash and cash equivalents at beginning of period         80,167       129,476
                                                      ----------     ---------
Cash and cash equivalents at end of period             $251,740       $56,961
                                                      ==========     =========


CASH PAID DURING THE PERIOD FOR:
Interest                                                   $954        $3,879
Income taxes                                             $1,206            $0

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               BOUNTY GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)


NOTE 1. MANAGEMENT'S OPINION REGARDING THE PREPARATION OF INTERIM FINANCIAL STATEMENTS

             The consolidated financial statements included herein have been prepared by management of Bounty Group, Inc. (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

             Certain reclassifications have been made in the 1994 amounts to conform with the 1995 presentation.

NOTE 2.      ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

             The consolidated financial statements include the accounts of Bounty Group, Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

NOTE 3.      SALE OF THE COMPANY'S OFFSHORE PROPERTIES

             In January 1994, the Company completed the sale of its offshore properties and gas imbalance positions to a gas transportation company, Excel Resources, Inc. ("Excel") effective December 1, 1993.

             Excel paid $46,100 at closing with the remaining balance payable in 12 equal monthly interest free installments of $13,830 each commencing March 1994. In addition, the Company received 92,200 shares of Excel Common Stock which cannot be sold until January 27, 1996 (two years after the issuance of the shares). If the shares are publicly traded in January 1996, Excel guarantees to repurchase 75% of the shares at $8 a share or issue additional shares to Bounty so that 75% of the shares plus the additional issued shares have a market value of $553,200. Based on the uncertainties surrounding the financial situation of Excel, the Company has recorded its investment in Excel's shares at fair market value instead of the guaranteed price. Due to the lack of a valuation report of Excel and a market for the Excel shares at the time of the transaction, the Company used its percentage of book value of Excel at September 30, 1993, to establish a fair market value for the shares. The Company will continue to monitor this investment to ensure that it is stated at the lower

                               BOUNTY GROUP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
                                  (CONTINUED)

of cost or market. In 1996, if Excel's shares are sold, the associated realized gain or loss will be recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115.

        The Company has agreed to pay a portion of the plugging and abandonment costs if a specific well that was sold to Excel has to be plugged within three years of the closing. The Company has recorded an estimated liability for this item. In addition, as part of this sale, all imbalance positions related to the offshore properties were assumed by Excel.

        Excel was not current with the installment payments as of March 31, 1995. If any amount under the note turns out to be uncollectable, the Company intends to offset this amount against the plugging liability that the Company agreed to pay. Accordingly, no reserve for bad debt has been recorded.

NOTE 4.  RELATED PARTY TRANSACTIONS

Due to Affiliates:

        In March 1995, the Company obtained a two year, convertible note for $350,000 from Norse Petroleum AS. The note carries an interest rate of 10% per annum and the conversion price for the stock is $1.00.

        Also, in March 1995, the Company obtained a two year, convertible note for $80,000 from Norse Petroleum AS with a conversion price for the stock at $1.00. The note carries an interest rate of 10% per annum, commencing March 31, 1996.

        In addition, in March 1995, the Company issued a new convertible note to Norse Petroleum AS for $55,770 with interest at 10% per annum, due March 31, 1996 and with a conversion price for the stock at $1.00. The new note was in exchange for a note due March 31, 1995 which had a remaining principal balance of $55,770 and was convertible at a conversion price for the stock at $1.00.
The note exchange was effected as a means of extending the maturity of the old note.

        At March 1995, Norse Petroleum AS held subordinated convertible notes of the Company in the aggregate principal amount of $1,485,770 maturing between 1996 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES

         Revenues, volumes and prices for the three months ended March 31, 1995 and 1994 are as follows:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1995            1994
                                                     -------          -------
Oil and gas sales (1)                                $208,992        $210,829
                                                     ========        ========
Volumes sold for the quarter (Mcf equivalents)         92,267          77,760
                                                     ========        ========
Average daily sales (Mcf equivalent/day)                1,025             864
                                                     ========        ========
Average sales price (Mcf equivalent)                 $   2.27         $  2.71
                                                     ========        ========

(1) During the three months ended March 31, 1995 approximately 89% of the revenues were derived from natural gas sales, compared to over 98% for the three months ended March 31, 1994.


Results of Operations

THREE MONTHS ENDED MARCH 31, 1995 VS. MARCH 31, 1994:

         Oil and gas revenues for the quarter ended March 31, 1995, decreased 1% compared to the prior period. The decrease is attributable to the following:

         Texas wells: A 146% increase in production volumes coupled with a decrease in price of 8% resulted in an $8,000 increase in oil and gas revenues for 1995 as compared to the same period of 1994. The increase in production is mainly due to a well that was shut-in for rework in 1994, now is back on production.

         New York wells: A 12% increase in production volumes coupled with a decrease in price of 15% from the Company's New York wells resulted in a $10,000 decrease in oil and gas revenues for 1995 as compared to the same period of 1994. The increase in production is due to the Company's drilling and purchase of additional wells since March 31, 1994.


COSTS AND EXPENSES

         Production costs increased 31% for the quarter ended March 31, 1995, compared to the same prior year period. The increase in whole is attributable to the New York properties and results from the rework of 14 wells purchased by the Company last fall, an increase in number of wells operated by the Company and an extra fee charged for outside accounting for the New York wells in 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

         General and administrative expenses which are net of operator fees received by the Company, decreased 1% for the quarter ended March 31, 1995,
compared to the same prior year period.   Employee salaries and related costs
decreased 14% for the quarter ended March 31, 1995, compared to the same prior year period primarily due to a reduced workforce in New York. The Company shares office space and some personnel with Exploration. Rent, telephone and other general office expenses were 9% higher for the first three months of 1995, compared to 1994. The increase primarily reflects expenses related to the postponed annual meeting for stockholders held February 10, 1995. Consulting, audit and legal fees decreased 7% for the quarter ended March 31, 1995, compared to the same prior year period. The decrease is mainly due to extra expenses incurred in 1994 in connection with the sale of the offshore properties and the potential acquisition of Norse Petroleum (U.S.) Incorporated.


Liquidity and Capital Resources

         The Company had cash provided from operation of $19,952 for the three months ended March 31, 1995 compared to $46,966 in the prior year. The Company's working capital decreased from a deficit of $79,494 at year end to a deficit of $154,793 as of March 31, 1995. The negative working capital is mainly a result of the reduced prices received for the Company's gas and the extra expenses for rework of the new wells. The Company is marketing its own gas and expects to see higher prices in the coming months. The rework program for existing wells is almost finished and consequently the operating expenses should be lower for the rest of the year.

INVESTMENTS

         As of early May 1995, 15 of the 18 wells in the Area of Mutual Interest ("AMI") Program for drilling of oil wells have been successfully completed. Based on the appraisal done by the independent engineering firm Wright & Company, Inc. the recoverable reserves from each of the above captioned wells are anticipated to be 6,000 - 8,000 barrels. The remaining three wells are expected to be drilled in the summer of 1995. The Company may consider selling its interest in this AMI.


FUTURE COMMITMENTS AND CASH FLOW

         On March 9, 1995, the Company entered into a Letter of Understanding with Ardent Resources, Inc. ("Ardent"), a New York independent oil and gas producer, for participation in two AMI programs for exploring the possible extension of the Ohio Rose Run play in western New York. The Ohio Rose Run play is considered to be one of the more economical prolific plays in the Appalachian Basin, with reserves of 1 to 3 billion cubic feet of gas equivalent
for successful wells.   On March 24, 1995, Ardent and the Company signed a
Joint Venture Agreement to cover the two AMIs and related mutual rights between the two companies. The AMIs constitute gross leasehold positions of approximately 30,000 acres. In the two AMIs, the Company has a 5% and 25% interest, respectively. Six wells are planned to be drilled in the next twelve months. As part of the agreement the Company will acquire a 5% interest in a discovery well in Wyoming County, New York, which came on production in April 1995. The current production is not significant and is

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

more like a regular Medina well. However, more evaluation is required to determine the reservoir. The Company's initial commitment in the AMIs is anticipated to be up to $350,000 which is financed through the new loan from Norse Petroleum AS of the same amount.

         The Company is in discussion with Norse Petroleum AS to restructure the debt of $1,485,770, maturing between February 1996 and March 1997. The Company does not know, at this time, from what source cash would be obtained to repay these notes and any accrued interest if an agreement to restructure is not reached.

         Management believes that future internally generated operating cash flow should be sufficient to fund the existing operations based on current market conditions, including higher prices for oil and gas. There exist, however, uncertainties to whether the Kiantone line will be shut-in this summer due to high line pressure and low Jamestown demand and the effect such a shut-in will have on the Company's cash flow. Future activities and acquisitions would be financed mostly by notes, the issuing of the Company's stock or through selling off existing wells. Management will continue to consider issuing shares of its capital stock as partial payment for acquisitions or related expenses.

Future Outlook

         During the coming months, the Company intends to organize development drilling and other investment programs in New York with outside investors. The Company's share in these projects will vary with risk and the possibility of obtaining financing. Currently, the Company is in the process of having most of its leases in New York geologically mapped. If the maps indicate good drilling locations and the Company can obtain financing, the Company will try to put together a drilling program for five or more Medina wells in the summer of 1995. The Company also intends to finalize its building of gathering lines this summer if financing can be obtained. An additional 50 miles of gathering line at a total cost of approximately $500,000 is anticipated to be necessary to complete this work. When completed, the Company will have the flexibility to sell gas from most of the wells to the best market year round. Also, the number of master meters will decrease, from 42 to about 10, resulting in savings to the Company of $50,000 annually in meter fees.

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) On February 10, 1995, the Company held an Annual Meeting of Stockholders (the "Meeting").


b) At the Meeting the following persons were elected directors to serve until the next annual meeting for the election of directors or as otherwise provided in the By-Laws of the Company:

                                         Oivind Risberg
                                         Bruce A. Rich
                                         James D. Snyder
                                         Robert H. Steelhammer


c) The only matters voted upon at the Meeting by the stockholders were the election of the directors and the adoption of the Stock Option Plan.

    In the voting for the directors, 1,081,832 share were cast in favor of each nominee and 33,774 shares were withheld.

    In the voting for the 1994 Stock Option Plan, 913,209 shares were cast for approval, 34,513 shares were opposed and 52,322 shares abstained or were broker nonvotes.


d)  Not applicable



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           a) Exhibits

              27  Financial Data Schedule

           b) Reports on Form 8-K

           The Company filed a Form 8-K for an event of March 15, 1995, reporting in Item 5 the issuance of two new convertible notes and the restructuring of an existing note. The new and restructed notes were filed as exhibits under Item 7 in the Company's 1994 10-K.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BOUNTY GROUP, INC.
                               (Registrant)




Date:  May 12, 1995             By:  /s/  OIVIND RISBERG
                                    -----------------------------------
                                     Oivind Risberg
                                     Acting President and CEO



Date:  May 12, 1995             By:  /s/  HEGE K. RISBERG
                                    -----------------------------------
                                     Hege K. Risberg
                                     Treasurer (Principal Accounting Officer)