Form 10-Q
period 1995-06-30
BOUNTY GROUP INC
filed 1995-08-18
CIK 810674

                                    FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/      QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

For quarterly period ended June 30, 1995


                                       or

/ /      TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

For the transition period from_________to_______________________________________

Commission file number               0-16303

                               BOUNTY GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                               76-0214013
    (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                       Identification No.)

                2500 Tanglewilde, Suite 250, Houston, Texas 77063
                    (Address of principal executive offices)

                                 (713) 975-1900
                           (Issuer's telephone number)

                                      NONE
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days. Yes X No
                                                                      ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                   OUTSTANDING AT JUNE 30, 1995
----------------------------                      ----------------------------
Common Stock, $.10 par value                               1,128,327

                               BOUNTY GROUP, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION                                                           Page
                                                                                                 Number
  Item 1. Consolidated Financial Statements

          Consolidated Balance Sheet (Unaudited) at June 30, 1995 and
            at December 31, 1994....................................................................3

          Consolidated Statement of Operations (Unaudited) Three and Six
            Months Ended June 30, 1995 and June 30, 1994............................................4

          Consolidated Statement of Cash Flows (Unaudited) Six Months
            Ended June 30, 1995 and June 30, 1994...................................................5

          Notes to Consolidated Financial Statements (Unaudited)....................................6

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations...............................................................8

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.........................................................12

Signature Page.....................................................................................13

                               BOUNTY GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                        JUNE 30,         DECEMBER 31,
                                                                          1995               1994
                                                                      -----------        -----------
ASSETS

  Cash and cash equivalents                                           $   238,792        $    80,167
  Accounts receivable:
   Trade                                                                  100,095            120,747
   Sale of offshore properties  (Note 3)                                   53,367             63,764
   Due from stockholders and affiliates                                    27,304               --
   Other                                                                   37,103             39,530
                                                                      -----------        -----------
      TOTAL CURRENT ASSETS                                                456,661            304,208

Property, plant and equipment:
  Oil and gas properties (Full Cost Method), net of accumulated
      depreciation of $5,783,972 and $5,653,270, respectively           2,533,196          2,497,467
  Furniture, fixture and equipment, net of accumulated
     depreciation of $67,554 and $51,273 respectively                      44,705             56,531
Other assets:
  Restricted cash (Note 2)                                                100,000            100,000
  Other noncurrent assets                                                  24,331             21,899
                                                                      -----------        -----------
TOTAL ASSETS                                                          $ 3,158,893        $ 2,980,105
                                                                      ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current maturities of long-term debt                                $    16,135        $    21,326
  Plugging and abandonment liability (Note 3)                             115,250            115,250
  Accounts payable and accrued liabilities                                249,543            215,567
  Due to stockholders and affiliates                                       13,131             31,559
  Convertible debt payable to stockholders (Note 4)                       685,770               --
                                                                      -----------        -----------
      TOTAL CURRENT LIABILITIES                                         1,079,829            383,702

  Long-term debt                                                           14,464             22,693
  Convertible debt payable to stockholders (Note 4)                       800,000          1,055,770
                                                                      -----------        -----------
      TOTAL LONG-TERM LIABILITIES                                         814,464          1,078,463

      TOTAL LIABILITIES                                                 1,894,293          1,462,165
                                                                      -----------        -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par value - shares authorized
    1,000,000; none issued and outstanding                                   --                 --
  Common stock, $.10 par value - shares authorized
    5,000,000; 1,128,327 issued and outstanding                           112,833            112,833
  Additional capital                                                    6,681,526          6,681,526
  Accumulated deficit                                                  (5,529,759)        (5,276,419)
                                                                      -----------        -----------
      TOTAL STOCKHOLDERS' EQUITY                                        1,264,600          1,517,940

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 3,158,893        $ 2,980,105
                                                                      ===========        ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                               BOUNTY GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                JUNE 30,                             JUNE 30,
                                    ------------------------------        ------------------------------
                                        1995               1994               1995               1994
                                    -----------        -----------        -----------        -----------
REVENUES:
   Oil and gas sales                $   127,635        $   171,086        $   336,627        $   381,915
   Other income                           1,606              4,305              1,900              5,097
                                    -----------        -----------        -----------        -----------
       TOTAL REVENUE                    129,241            175,391            338,527            387,012

EXPENSES:
   Production costs                      56,781             60,184            154,980            135,106
   Depreciation, depletion
     and amortization                    64,709             65,299            146,983            137,240
   General and administrative           113,611            174,556            233,013            295,667
   Interest expense                      30,890              8,477             54,479             15,564
                                    -----------        -----------        -----------        -----------
       TOTAL EXPENSES                   265,991            308,516            589,455            583,577

LOSS FROM OPERATIONS                   (136,750)          (133,125)          (250,928)          (196,565)

Provision for income tax                    777               --                2,412               --
                                    -----------        -----------        -----------        -----------

NET LOSS                               (137,527)          (133,125)          (253,340)          (196,565)
                                    ===========        ===========        ===========        ===========





LOSS PER COMMON SHARE                    ($0.12)            ($0.12)            ($0.22)            ($0.17)
                                    ===========        ===========        ===========        ===========

AVERAGE SHARES OUTSTANDING            1,128,327          1,125,327          1,128,327          1,125,327
                                    ===========        ===========        ===========        ===========











        The accompanying notes are an integral part of these consolidated financial statements.

                               BOUNTY GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                   SIX MONTHS ENDED JUNE 30,
                                                                    1995             1994
                                                                 ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         ($253,340)       ($196,565)
Adjustments to reconcile net loss:
   Depreciation, depletion and amortization                        146,983          137,240
   Interest expense                                                 52,696             --
Changes in components of working capital:
   Decrease in accounts receivable                                  20,652           84,033
   Decrease (increase) in other current assets                       2,427          (25,459)
   Increase in accounts payable and accrued liabilities             33,976           10,101
Increase in noncurrent receivables and other                        (2,432)          (3,042)
                                                                 ---------        ---------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                      962            6,308
                                                                 ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment                 19,502           87,590
Additions to property, plant and equipment                        (179,991)        (358,011)
                                                                 ---------        ---------
        NET CASH USED IN INVESTING ACTIVITIES                     (160,489)        (270,421)
                                                                 ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings                         (13,420)         (25,713)
Proceeds from borrowings from stockholders and affiliates          350,000          630,000
Payments on notes payable from stockholders and affiliates         (18,428)          88,359
                                                                 ---------        ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                  318,152          515,928
                                                                 ---------        ---------

DECREASE IN CASH AND CASH EQUIVALENTS                              158,625          251,815
Cash and cash equivalents at beginning of period                    80,167          129,476
                                                                 ---------        ---------
Cash and cash equivalents at end of period                       $ 238,792        $ 381,291
                                                                 =========        =========

CASH PAID DURING THE PERIOD FOR:
Interest                                                         $   1,783        $   6,003
Income taxes                                                     $   2,412        $       0


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

         Excel paid $46,100 at closing with the remaining balance payable in 12 equal monthly interest free installments of $13,830 each commencing March 1994. In addition, the Company received 92,200 shares of Excel Common Stock which cannot be sold until January 27, 1996 (two years after the issuance of the shares). If the shares are publicly traded in January 1996, Excel guarantees to repurchase 75% of the shares at $8 a share or issue additional shares to Bounty so that 75% of the shares plus the additional issued shares have a market value of $553,200. Based on the uncertainties surrounding the financial situation of Excel, the Company has recorded its investment in Excel's shares at fair market value instead of the guaranteed price. Due to the lack of a valuation report of Excel and a market for the Excel shares at the time of the transaction, the Company used its percentage of book value of Excel at September 30, 1993, to establish a fair market value for the shares. The Company will continue to monitor this investment to ensure that it is stated at the lower of cost or market. In 1996, if Excel s shares are sold, the associated realized gain or loss will be recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115.

                               BOUNTY GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

         The Company has agreed to pay a portion of the plugging and abandonment costs if a specific well that was sold to Excel has to be plugged within three years of the closing. The Company has recorded an estimated liability for this item. In addition, as part of this sale, all imbalance positions related to the offshore properties were assumed by Excel.

         Excel was not current with the installment payments as of June 30, 1995. If any amount under the note turns out to be uncollectable, the Company intends to offset this amount against the plugging liability that the Company agreed to pay. Accordingly, no reserve for bad debt has been recorded.

NOTE 4.  RELATED PARTY TRANSACTIONS

RELATIONSHIPS:

           In June 1995 Norse Petroleum AS, the owner of approximately 68% of the Common Stock of the Company, transferred all of its shares of the Company's Common Stock and convertible notes which it held to its wholly-owned subsidiary, Norse AS. As of August 15, 1995, Norse Petroleum AS sold all its shares in Norse AS to a Norwegian company, Bounty Finans AS. The stockholders in Bounty Finans AS are also the primary stockholders in Norse Petroleum AS.

DUE TO AFFILIATES:

           In March 1995, the Company obtained a two year, convertible note for $350,000 from Norse Petroleum AS. The note carries an interest rate of 10% per annum and the conversion price for the stock is $1.00.

           Also, in March 1995, the Company rolled up the interest for the first nine months of 1995 into a two year, convertible note for $80,000 with a conversion price for the stock at $1.00. The note carries an interest rate of 10% per annum, commencing January 1, 1996.

           In addition, in March 1995, the Company issued a new convertible note to Norse Petroleum AS for $55,770 with interest at 10 % per annum, due March 31, 1996 and with a conversion price for the stock at $1.00. The new note was in exchange for a note due June 30, 1995 which had a remaining principal balance of $55,770 and was convertible at a conversion price for the stock at $1.00. The note exchange was effected as a means of extending the maturity of the old note.

           At June 1995, Norse Petroleum AS held subordinated convertible notes of the Company in the aggregate principal amount of $1,485,770 maturing between 1996 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

           Revenues, volumes and prices for the three and six months ended June 30, 1995 and June 30, 1994 are as follows:


                                                           THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------              -------------------------
                                                            1995               1994                  1995               1994
                                                            ----               ----                  ----               ----
             Oil and gas sales (1)                        $127,635           $171,086              $336,627           $381,915
                                                          ========           ========              ========           ========

             Volumes sold for the period
             (Mcf equivalents)                              65,386             71,920               157,653            149,680
                                                            ======             ======               =======            =======

             Average daily sales
             (Mcf equivalent/day)                              727                799                   876                832
                                                               ===                ===                   ===                ===

             Average sales price
             (Mcf equivalent)                                $1.95              $2.38                 $2.14              $2.55
                                                             =====              =====                 =====              =====


(1) During the six months of 1995 approximately 85% of the revenues were derived from natural gas sales, compared to 97% for the same period in 1994.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1995 VS. JUNE 30, 1994:

           Oil and gas revenues for the quarter and the six months ended June 30, 1995, decreased 25% and 12% respectively, compared to the same prior year periods. The decrease is attributable to the following:

           Texas wells: The production increased $14,041 for the quarter and $22,689 for the six months ended June 30, 1995 as compared to the same periods of 1994. The increase in production is mainly due to a well that was shut-in for rework in 1994, now is back on production. The average price for the quarter ended June 30, 1995 and 1994 stayed the same while for the six months ended June 30, 1995 the price decreased 2% compared to the same period of 1994.

           New York wells: Revenues from the New York properties decreased $57,492 for the quarter and $67,977 for the six months ended June 30, 1995, as compared to the same periods in 1994. Production decreased 19% for the quarter and 3% for the six months ended June 30, 1995 compared to the same prior year periods. The decrease in production is due to shut-ins of a significant number of the Company s wells in May and June of 1995. The Company has experienced shut-ins in prior years, but never as early as May. Normally, the shut-ins start in July. The average price for the quarter and the six months ended June 30, 1995 decreased 19% and 2% respectively, compared to the same periods of 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COSTS AND EXPENSES

           Production costs decreased 6% for the quarter and increased 15% for the six months ended June 30, 1995, compared to the same prior year periods. The decrease in second quarter is a result of less activity in New York due to the shut-in of several wells. The increase for the six months ended June 30, 1995, is in whole attributable to the New York properties and results from the rework of 14 wells purchased by the Company last fall, an increase in number of wells operated by the Company and an extra fee charged for outside accounting for the New York wells in 1995.

           General and administrative expenses which are net of operator fees received by the Company, decreased 54% for the quarter and 27% for the six months ended June 30, 1995, compared to the same prior year periods. Employee salaries and related costs remained the same for the quarter and decreased 8% for the six months ended June 30, 1995, compared to the same prior year periods. The decrease for the six months is primarily due to a reduced work force in New York. The Company shares office space and some personnel with Norse Exploration, Inc., a former subsidiary of Norse Petroleum AS. Rent, telephone and other general office expenses decreased 95% in the second quarter and 32% in the first six months of 1995, compared to the same periods of 1994. The decrease is primarily a result of extra expenses incurred in 1994 in connection with moving office and storage area and a higher travel activity. Consulting, audit and legal fees decreased 58% for the quarter and 34% for the six months ended June 30, 1995, compared to the same prior year period. The decrease is mainly due to extra expenses incurred in 1994 in connection with the sale of the offshore properties and the potential acquisition of Norse Petroleum (U.S.) Incorporated.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash provided from operation of $962 for the six months ended June 30, 1995, compared to $6,308 in the prior year. The Company's working capital decreased from a deficit of $79,494 at year end to a deficit of $623,168 as of June 30, 1995. The negative working capital is mainly a result of long term notes becoming current, the reduced prices received for the Company s gas and the extra expenses for rework of the new wells. In addition, a substantial number of the Company s wells have been shut-in during parts of May and June of 1995.

INVESTMENTS

         As of early May 1995, 15 of the 18 wells in the Area of Mutual Interest ("AMI") Program for drilling of oil wells have been successfully completed. Based on the appraisal done by the independent engineering firm Wright & Company, Inc. by year-end 1994, the recoverable reserves from each of the above captioned wells are anticipated to be 6,000 - 8,000 barrels. The remaining three wells are expected to be drilled in the late summer of 1995. The Company is in the market to sell its interest in this drilling program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)


Future Commitments and Cash Flow

        On March 24, 1995, the Company entered into an Agreement with Ardent Resources, Inc. ("Ardent"), a New York independent oil and gas producer, for participation in two AMI programs for exploring the possible extension of the Ohio Rose Run play in western New York. The Ohio Rose Run play is considered to be one of the more economical prolific plays in the Appalachian Basin, with reserves of 1 to 3 billion cubic feet of gas equivalent for successful wells. The AMI's constitute gross leasehold positions of approximately 30,000 acres. In the two AMI's, the Company has a 5% and 25% interest, respectively. Six wells are planned to be drilled in the next twelve months. As part of the agreement the Company acquired a 5% interest in a deep drilled well in Wyoming County, New York. The current production from this well is not significant and is more like a regular Medina well. However, more evaluation is required to determine the reservoir. The Company's initial commitment in the AMI's is anticipated to be up to $350,000 which is financed through a loan from Norse Petroleum AS of the same amount.

          The Company is currently receiving gas prices which are 22% less than at the same period last year and a substantial amount of the Company's wells have been shut-in for several months. This is having a detrimental effect to
the Company, which is experiencing a cash shortfall at the time.   Management
is currently exploring the various possibilities to obtain more financial support either through new loans or through selling off existing wells.

          The Company is in discussion with Norse AS to restructure the debt of $1,485,770, maturing between February 1996 and March 1997. The Company does not know, at this time, from what source cash would be obtained to repay these notes and any accrued interest if an agreement to restructure is not reached.

        Management believes that future internally generated operating cash flow should be sufficient to fund the existing operations based on current market conditions. In the long run however, the Company will not have enough cash flow to sustain operations. In order for the Company to accomplish the needed growth through drilling and acquisitions and to improve its future activities, the Company is dependent upon additional equity or other type of external financing. Management will continue to consider issuing shares of its Common Stock or convertible debenditures or any other option that may occur, that could enable and attract more equity to the Company.


Future Outlook

        The Company's Common Stock was traded in the NASDAQ Small Cap Market from its formation in 1987 through August 3, 1995. The market price for Common Stock was less than $1 per share for some time resulting in non-compliance with the minimum bid price and market value of the public float for continued listing on the NASDAQ Small Cap Market. On August 3, 1995, the Company's Common Stock was delisted and is currently traded upon the OTC Bulletin Board.

        On July 24, 1995, the Company sent a letter to all the stockholders in respect to the market situation for the Common Stock, the low gas prices received by the Company, the shut-ins of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)


wells and the too small critical mass to grow the Company by its own cash flow. The letter also discussed the current financial distress coupled with the need for future minimum investments. In the current situation, drastic cut backs on expenses are necessary and management must continue to try out all possible ways to raise additional capital.

        The Board of Directors and management have been evaluating a number of different avenues to improve the Company's cash flow. One step was to deregister the Company's securities with the Securities and Exchange Commission ("SEC"). Based on the high direct and indirect costs involved with being registered, the lack of feedback from the stockholders and the inability to raise funds in the public market, the Board of Directors approved, after carefully considerations, a proposal from management to immediately apply for deregistering the Company's securities with the SEC. The Company will accordingly no longer be filing the SEC provided reports or proxy materials subsequent to this filing, although the Company will make certain basic information available to market makers and stockholders. The Board of Directors and the management are currently discussing and evaluating the future for the Company as a private company, with or without current shareholders.

        Management believes that the Company has quite a few interesting opportunities for future development and growth in the Jamestown area, however realizing these opportunities requires additional capital. There is no assurance that the Company will be able to obtain such capital or on terms which will not be substantially dilutive to stockholders.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a) Reports on Form 8-K

     None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BOUNTY GROUP, INC.
                                                (Registrant)




Date:  August 18, 1995                       By: Oivind Risberg
                                                 --------------------------
                                                 Oivind Risberg
                                                 Acting President and CEO



Date:  August 18, 1995                       By: Hege K. Risberg
                                                 --------------------------
                                                 Hege K. Risberg
                                                 Treasurer
                                                 (Principal Accounting Officer)

                              INDEX TO EXHIBITS


Exhibit 27       Financial Data Schedule